Form 10-K/A
period 2000-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC SERIES 2000 LIFE1
filed 2002-07-29
CIK 1111904

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-77215-01

                         Morgan Stanley Dean Witter Capital I, Inc.
                         Commercial Mortgage Pass-Through Certificates Series 2000-LIFE1
        (Exact name of registrant as specified in its charter)



New York                           36-4365193        36-4365196
                                   36-4365195        36-4365198
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Morgan Stanley Dean Witter Capital I, Inc. Series 2000-LIFE1 established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Lennar Parnters, Inc., as Special Servicer, LaSalle Bank National Association, as Trustee, Norwest Bank Minnesota, National Association, as Paying Agent and Certificate Registrar, pursuant to which the Morgan Stanley Dean Witter Capital I, Inc. Series 2000-LIFE1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 23, 2000, November 28, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Morgan Stanley Dean Witter Capital I, Inc.
Commercial Mortgage Pass-Through Certificates
Series 2000-LIFE1

Signed:   Wells Fargo Bank Minnesota, N.A., as Paying Agent

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F3>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Wells Fargo Bank, N.A. <F1>
                     b)   Lennar Partners <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)

    KPMG               (logo)

    Three Ernbarcadero Center
    San Francisco, CA 94111



    Independent Accountants' Report

    The Board of Directors
    Wells Fargo Bank, N.A.:



    We have examined management's assertion about Wells Fargo Commercial Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

    In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, Wells Fargo
    Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    February 23, 2001


EX-99.1 (b)

    Deloitte &Touche LLP
    Certified Public Accountants
    Suite 400
    200 South Biscayne Boulevard
    Miami, Florida 33131-2310
    rel: (305) 372-3100
    Fax: (305) 372-3160
    www.us.deloine.com


    Deloitte   (logo)
    & Touche

     INDEPENDENT ACCOUNTANTS' REPORT



     To the Board of Directors of
       Lennar Partners, Inc.:

    We have examined management's assertion about Lennar Partners, Inc.'s
    (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single
    Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our exarmination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicig standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

      March 9, 2001

    Deloitte
    Touche
    Tohmatsu



EX-99.2 (a)

    WELLS FARGO BANK   (logo)

    Management Assertion
    February 23, 2001

    As of and for the year ended December 31, 2000, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for the year ended December 31, 2000, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

    Very truly yours,

    Wells Fargo Commercial Mortgage Servicing

    Jeannette De La Garza
    Senior Vice President
    Wells Fargo Commercial Mortgage Servicing

    Linda Fiduccia
    Senior Vice President
    Wells Fargo Commercial Mortgage Servicing





EX-99.3 (a)

Wells Fargo Bank

1320 Willow Pass Rd., Suite 205
P.O. Box 4036
Concord, CA 94524
(800) 986-9711

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-LIFE1

In accordance with Section 8012 of that certain Pooling and Servicing Agreement dated March 1, 2000 ('Agreement"), executed by and between Morgan Stanley Dean Witter Capital I Inc. ("Depositor"), Wells Fargo Bank, National Association ("Master Servicer"), Lennar Partners, Inc. ("Special Servicer"), LaSalle National Bank ("Trustee") and Norwest Bank Minnesota, National Association ("Paying Agent and Certificate Registrar") as authorized officer of Master Servicer, I certify that (i) a review of the activities and performance of the Master Servicer during the preceding calendar year has been made under my supervison, and (ii) to the best of my knowledge, based on such review, Master Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Master Servicer"


By: Jeannette De La Garza
Its: Senior Vice President

Date: March 23, 2001


EX-99.3 (b)

                              CERTIFICATE OF OFFICER
                                         OF
                               LENNAR PARTNERS, INC.

                          Pooling and Servicing Agreement
     dated as of March 1, 2000, (the "Agreement"), by and among Morgan Stanley Dean Witter Capital I Inc., as Depositor, LaSalle Bank, N.A. as Trustee, ABN AMRO Bank N.V. as Fiscal Agent, Wells Fargo Bank, N.A. as Servicer, Norwest
        Bank Minnesota, N.A. as Paying Agent and Certificate Registrar, and
                     Lennar Partners Inc., as Special Servicer
                                 (MSCI 2000 LIFE1)

    The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company'), in accordance with section 9.18 of the Agreement, hereby certifies on behalf of the Company that (a) a review of the activities of the Company and of the Company's performance under the Agreement has been performed under my supervision for the year ended December 31, 2000, and (b) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations in all material respects under the Agreement throughout such period ended December 31, 2000.

    IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the this day of March, 2001.

    Ronald E. Schrager
    Vice President Lennar
    Partners, Inc.